Form 10-K
period 2025-12-31
IWAC Holding Co Inc.
filed 2026-05-28
CIK 2033522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-289035

IWAC HOLDING COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	33-2068817
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1441 Broadway FL 6, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

+1 (917) 397-7625

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, $par value $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the common equity held by non‑affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0, as there was no public trading market for the registrant’s common stock.

The number of shares outstanding of the registrant’s common stock as of May 19, 2026 was 1,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “outlook,” “forecast,” “possible,” “potential,” “predict,” “project” or the negative of such terms or other similar expressions. These forward- looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Unless the context indicates otherwise, references in this prospectus to the “Company,” “Pubco,” “we,” “us,” “our” and similar terms refer to Pubco.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 1. Business

IWAC Holding Company Inc., a Delaware corporation (“Pubco,” the “Company,” “we,” “us,” or “our”) and a wholly owned subsidiary of Integrated Wellness Acquisition Corp, a blank check company incorporated as a Cayman Islands exempted company (“IWAC” or the “Purchaser”), is a shell company with no operations and no revenue. We were formed to effect a business combination. The proposed transaction was not consummated during fiscal year 2025, and as of the date of this Report, no business combination has been consummated. There can be no assurance that we will consummate any such transaction.

We do not currently generate operating revenues and our activities are limited to organizational, administrative, and compliance functions, including Exchange Act reporting obligations under Section 15(d).

Corporate Information

IWAC Holding Company Inc. was incorporated in Delaware on August 8, 2024. Our principal executive offices are located at 1441 Broadway FL 6, New York, NY 10018.

Available Information

Our filings are available on the SEC’s website at www.sec.gov. We do not currently maintain an investor relations website.

Employees

As of the date of this report, the Company has no employees.

Facilities

As of the date of this report, the Company has no facilities.

Legal Proceedings

From time to time, we may become a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factors apply to the business and operations of Pubco and its consolidated subsidiaries. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the ability to realize the anticipated benefits of the Business Combination and may have an adverse effect on the business, cash flows, financial condition and results of operations of Pubco. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations.

Risks Related to Ownership of Pubco Common Shares Following the Business Combination

Each of IWAC and Btab have incurred and will incur substantial costs in connection with the Business Combination and related transactions, such as legal, accounting, consulting, and financial advisory fees.

Each of IWAC and Btab have incurred and expect that it will incur significant, non-recurring costs in connection with consummating the Business Combination. IWAC and Btab may also incur additional costs to retain key employees. IWAC and Btab will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Business Combination. Although the parties have been provided with estimates of the costs for each advisory firm, the total actual costs may exceed those estimates and some of these costs are payable regardless of whether the Business Combination are completed.

Additional unanticipated costs may be incurred in the course of conducting the business of Pubco after the completion of the Business Combination.

An active market for Pubco’s securities may not develop, which would adversely affect the liquidity and price of Pubco’s securities.

The price of Pubco’s securities may vary significantly due to factors specific to Pubco as well as to general market or economic conditions. Furthermore, an active trading market for Pubco’s securities may never develop or, if developed, it may not be sustained. Additionally, if Pubco securities become delisted from the Nasdaq for any reason (as was the case with IWAC’s securities on NYSE), and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of Pubco securities may be more limited than if they were listed on the Nasdaq or another national exchange. Further, given that IWAC’s securities are delisted, it may be difficult to list these securities in connection with the business combination as such securities may not meet initial listing standards for Nasdaq resulting in continued limited liquidity. You may be unable to sell your securities unless a market can be established and sustained.

In addition, Nasdaq may delist Pubco’s securities from trading on its exchange, which could limit investors’ ability to make transactions in Pubco’s securities and subject Pubco to additional trading restrictions.

The market price of the Pubco Shares of Common Stock may decline as a result of the Business Combination.

The market price of Pubco Shares of Common Stock may decline as a result of the Business Combination for a number of reasons including if:

●	investors react negatively to the prospects of Pubco’s business and the prospects of the Business Combination;
●	Because there are no current plans to pay cash dividends on the Pubco Shares of Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Pubco Shares of Common Stock at a price greater than what you paid for it.

Pubco intends to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on Pubco Shares of Common Stock will be at the sole discretion of the Pubco Board. The Pubco Board may take into account general and economic conditions, Pubco’s financial condition and results of operations, Pubco’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by Pubco to its shareholders or by its subsidiaries to it and such other factors as the Pubco board of directors may deem relevant. As a result, you may not receive any return on an investment in Pubco Shares of Common Stock unless you sell your Pubco Shares of Common Stock for a price greater than that which you paid for it.

Pubco stockholders may experience dilution in the future.

The percentage of Pubco Shares of Common Stock owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that Pubco may grant to its directors, officers and employees, exercise of the Pubco warrants. Such issuances may have a dilutive effect on Pubco’s earnings per share, which could adversely affect the market price of Pubco Shares of Common Stock.

If securities or industry analysts do not publish research or reports about Pubco’s business, if they change their recommendations regarding Pubco Shares of Common Stock or if Pubco’s operating results do not meet their expectations, the Pubco Shares of Common Stock price and trading volume could decline.

The trading market for Pubco Shares of Common Stock will depend in part on the research and reports that securities or industry analysts publish about Pubco or its businesses. If no securities or industry analysts commence coverage of Pubco, the trading price for Pubco Shares of Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover Pubco downgrade its securities or publish unfavorable research about its businesses, or if Pubco’s operating results do not meet analyst expectations, the trading price of Pubco Shares of Common Stock would likely decline. If one or more of these analysts cease coverage of Pubco or fail to publish reports on Pubco regularly, demand for Pubco Shares could decrease, which might cause the Pubco Shares of Common Stock price and trading volume to decline.

Future sales, or the perception of future sales, by Pubco or its shareholders in the public market following the Business Combination could cause the market price for Pubco Shares of Common Stock to decline.

The sale of Pubco Shares of Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of Pubco Shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Pubco to sell equity securities in the future at a time and at a price that it deems appropriate.

It is anticipated that, upon the Closing, IWAC’s public shareholders will retain an ownership interest of approximately 3.6% of the outstanding capital stock of Pubco, the Prior Sponsor will retain an ownership interest of approximately 16.7% of the outstanding capital stock of Pubco, the Current Sponsor will retain an ownership interest of approximately 2.6% of the outstanding capital stock of Pubco and the Btab securityholders will own approximately 79.4% of the outstanding capital stock of Pubco. The foregoing ownership percentages with respect to Pubco following the Business Combination exclude any outstanding warrants and assume that there are no redemptions of any shares by IWAC’s public shareholders in connection with the Business Combination. All shares currently held by IWAC public shareholders will be freely tradable without registration under the Securities Act, and without restriction by persons other than Pubco’s “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including Pubco’s directors, executive officers and other affiliates.

In connection with the Mergers, certain existing Btab securityholders, who are expected to own approximately 41.3% of Pubco’s capital stock following the Business Combination (based on the above assumptions and Btab’s current stockholdings), have agreed with IWAC, subject to certain exceptions, not to dispose of or hedge any of their Pubco common stock or securities convertible into or exchangeable for Pubco common stock during the period from the date of the Closing continuing through the earliest of: (i) the six-month anniversary of the Closing, and (ii) the date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of the Pubco stockholders having the right to exchange their Pubco common stock for cash, securities or other property.

In addition, the Pubco Shares of Common Stock reserved for future issuance under the Pubco Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 20% of the fully diluted, and as converted, outstanding Pubco Common Shares immediately following consummation of the Mergers are expected to be reserved for future issuance under the Pubco Incentive Plan. Pubco is expected to file one or more registration statements on Form S-8 under the Securities Act to register Pubco Shares of Common Stock or securities convertible into or exchangeable for Pubco Shares of Common Stock issued pursuant to the Pubco Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, Pubco may also issue its securities in connection with investments or acquisitions. The amount of Pubco Common Shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Pubco Common Shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to Pubco stockholders.

The trading price of the Pubco Shares of Common Stock is likely to be volatile, which could result in substantial losses to investors.

The trading price of the Pubco Shares of Common Stock is likely to be volatile and could fluctuate widely due to factors beyond its control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations similar to Btab. In addition to market and industry factors, the price and trading volume for the ordinary shares may be highly volatile for factors specific to Pubco’s operations, including the following:

●	variations in its revenues, earnings and cash flow;

Any of these factors may result in large and sudden changes in the volume and price at which the ordinary shares will trade.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If Pubco was to be involved in a class action suit, it could divert a significant amount of its management’s attention and other resources from its business and operations and require it to incur significant expenses to defend the suit, which could harm its results of operations. Any such class action suit, whether or not successful, could harm its reputation and restrict its ability to raise capital in the future. In addition, if a claim is successfully made against Pubco, it may be required to pay significant damages, which could have a material adverse effect on its financial condition and results of operations.

If securities or industry analysts do not publish research or reports about Pubco’s business, or if they adversely change their recommendations regarding the ordinary shares, the market price for the ordinary shares and trading volume could decline.

The trading market for the Pubco Shares of Common Stock will be influenced by research or reports that industry or securities analysts publish about its business. If one or more analysts who cover Pubco downgrade the Pubco Shares of Common Stock, the market price for the ordinary shares would likely decline. If one or more of these analysts cease to cover Pubco or fail to regularly publish reports on it, it could lose visibility in the financial markets, which in turn could cause the market price or trading volume for the ordinary shares to decline.

The sale or availability for sale of substantial amounts of Pubco Shares of Common Stock could adversely affect their market price.

Sales of substantial amounts of Pubco Shares of Common Stock in the public market after the consummation of the Business Combination, or the perception that these sales could occur, could adversely affect the market price of Pubco Shares of Common Stock and could materially impair its ability to raise capital through equity offerings in the future. A significant portion of the Pubco Shares of Common Stock outstanding after the Business Combination will be freely tradable without restriction or further registration under the Securities Act, and other Pubco Shares of Common Stock held by certain stockholders may also be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities Act and the applicable lockup agreements. There will be 32,968,761 Pubco Shares of Common Stock outstanding immediately after the Business Combination (assuming no redemption of public shares and no exercise of warrants). We cannot predict what effect, if any, market sales of securities held by Pubco’s significant stockholders or any other stockholder or the availability of these securities for future sale will have on the market price of the Pubco Shares of Common Stock.

Techniques employed by short sellers may drive down the market price of the Pubco Shares of Common Stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

Public companies often are the subject of short selling. Much of the scrutiny and negative publicity often centers on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

It is not clear what effect such negative publicity could have on Pubco. If it were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, Pubco could have to expend a significant amount of resources to investigate such allegations and/or defend itself. While Pubco would strongly defend against any such short seller attacks, it may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract Pubco management from growing its business. Even if such allegations are ultimately proven to be groundless, allegations against Pubco could severely impact its business operations, and any investment in its ordinary shares could be greatly reduced or even rendered worthless.

Because Pubco does not expect to pay dividends in the foreseeable future, you must rely on a price appreciation of its ordinary shares for a return on your investment.

Pubco currently intends to retain most, if not all, of its available funds and any future earnings to fund the development and growth of its business. As a result, Pubco does not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in the Pubco Shares of Common Stock as a source for any future dividend income.

Pubco’s board of directors has discretion as to whether to distribute dividends, namely that Pubco may only pay dividends either out of profits or its share premium account, and provided always that in no circumstances may a dividend be paid if this would result in it being unable to pay its debts as they fall due in the ordinary course of business. In addition, Pubco’s stockholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by its directors. Even if its board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on Pubco’s future results of operations and cash flow, its capital requirements and surplus, the amount of distributions, if any, received by it from its subsidiaries, its financial condition, contractual restrictions and other factors deemed relevant by its board of directors. Accordingly, the return on your investment in the Pubco Shares of Common Stock will likely depend entirely upon any future price appreciation of the ordinary shares. There is no guarantee that the ordinary shares will appreciate in value. You may not realize a return on your investment in the ordinary shares and you may even lose your entire investment in the ordinary shares.

Pubco will incur significantly increased costs and devote substantial management time as a result of operating as a public company, particularly after it is no longer an “emerging growth company.”

After consummation of the Business Combination, Pubco will incur significant legal, accounting and other expenses that Btab did not incur as a private company and IWAC did not incur as a blank check company. For example, it will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Pubco expects that compliance with these requirements with respect to Btab’s business and operations will increase its legal and financial compliance costs and will make some activities more time consuming and costly. In addition, Pubco expects that its management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, it expects to incur significant expenses and devote substantial management effort towards ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Btab is still in the process of compiling the system and processing documentation needed to comply with such requirements. Pubco may not be able to complete its evaluation, testing and any required remediation in a timely fashion. In that regard, Pubco anticipates that it will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

However, for as long as Pubco remains an “emerging growth company” as defined in the JOBS Act, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pubco expects to continue IWAC’s election to accept this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

After Pubco is no longer an “emerging growth company,” it expects to incur additional management time and cost to comply with the more stringent reporting requirements, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pubco cannot predict or estimate the amount of additional costs it may incur as a result of becoming a public company or the timing of such costs.

Pubco’s corporate actions will be substantially controlled by its chairman of the board, who will have the ability to exert significant influence or control over important corporate matters that require approval of shareholders, which may deprive you of an opportunity to receive a premium for your ordinary shares and materially reduce the value of your investment.

Upon consummation of the Business Combination, Binson Lau, Pubco’s chairman of the board, will beneficially own as much as 36% of the issued and outstanding Pubco Shares of Common Stock and 100% of the issued and outstanding Pubco Class V Shares (on an as-converted basis), depending on the number of shares redeemed by IWAC’s public shareholders in the transaction. Because each Pubco Class V Share carries 1,000 votes per share, Mr. Lau will control more than 50% of the total voting power of Pubco immediately following the closing of the Business Combination. As a result, Mr. Lau will have the ability to determine or significantly influence the outcome of matters submitted to shareholders for approval, including the election and removal of directors, mergers or consolidations, sales of substantially all of Pubco’s assets, and other significant corporate transactions. He may take actions that are not in the best interest of Pubco’s other stockholders.

These actions may be taken even if they are opposed by Pubco’s other stockholders, including the holders of the Pubco Shares of Common Stock. Furthermore, this concentration of ownership may also discourage, delay or prevent a change in control of Pubco, which could have the dual effect of depriving its stockholders of an opportunity to receive a premium for their shares as part of a sale of Pubco and reducing the price of the ordinary shares. As a result of the foregoing, the value of your investment could be materially reduced. For more information regarding Pubco’s principal stockholders and their affiliated entities, see “Beneficial Ownership of Securities.”

Risks Related to Ownership of Pubco Common Shares Following the Business Combination

Each of IWAC and Btab have incurred and will incur substantial costs in connection with the Business Combination and related transactions, such as legal, accounting, consulting, and financial advisory fees.

Each of IWAC and Btab have incurred and expect that it will incur significant, non-recurring costs in connection with consummating the Business Combination. IWAC and Btab may also incur additional costs to retain key employees. IWAC and Btab will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, SEC filing fees, printing and mailing fees and other costs associated with the Business Combination. Although the parties have been provided with estimates of the costs for each advisory firm, the total actual costs may exceed those estimates and some of these costs are payable regardless of whether the Business Combination are completed.

Additional unanticipated costs may be incurred in the course of conducting the business of Pubco after the completion of the Business Combination.

An active market for Pubco’s securities may not develop, which would adversely affect the liquidity and price of Pubco’s securities.

The price of Pubco’s securities may vary significantly due to factors specific to Pubco as well as to general market or economic conditions. Furthermore, an active trading market for Pubco’s securities may never develop or, if developed, it may not be sustained. Additionally, if Pubco securities become delisted from the Nasdaq for any reason (as was the case with IWAC’s securities on NYSE), and are quoted on the OTC Pink Sheets, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of Pubco securities may be more limited than if they were listed on the Nasdaq or another national exchange. Further, given that IWAC’s securities are delisted, it may be difficult to list these securities in connection with the business combination as such securities may not meet initial listing standards for Nasdaq resulting in continued limited liquidity. You may be unable to sell your securities unless a market can be established and sustained.

In addition, Nasdaq may delist Pubco’s securities from trading on its exchange, which could limit investors’ ability to make transactions in Pubco’s securities and subject Pubco to additional trading restrictions.

Pubco stockholders may experience dilution in the future.

The percentage of Pubco Shares of Common Stock owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that Pubco may grant to its directors, officers and employees, exercise of the Pubco warrants. Such issuances may have a dilutive effect on Pubco’s earnings per share, which could adversely affect the market price of Pubco Shares of Common Stock.

If securities or industry analysts do not publish research or reports about Pubco’s business, if they change their recommendations regarding Pubco Shares of Common Stock or if Pubco’s operating results do not meet their expectations, the Pubco Shares of Common Stock price and trading volume could decline.

The trading market for Pubco Shares of Common Stock will depend in part on the research and reports that securities or industry analysts publish about Pubco or its businesses. If no securities or industry analysts commence coverage of Pubco, the trading price for Pubco Shares of Common Stock could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover Pubco downgrade its securities or publish unfavorable research about its businesses, or if Pubco’s operating results do not meet analyst expectations, the trading price of Pubco Shares of Common Stock would likely decline. If one or more of these analysts cease coverage of Pubco or fail to publish reports on Pubco regularly, demand for Pubco Shares could decrease, which might cause the Pubco Shares of Common Stock price and trading volume to decline.

Future sales, or the perception of future sales, by Pubco or its shareholders in the public market following the Business Combination could cause the market price for Pubco Shares of Common Stock to decline.

The sale of Pubco Shares of Common Stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of Pubco Shares of Common Stock. These sales, or the possibility that these sales may occur, also might make it more difficult for Pubco to sell equity securities in the future at a time and at a price that it deems appropriate.

It is anticipated that, upon the Closing, IWAC’s public shareholders will retain an ownership interest of approximately 3.6% of the outstanding capital stock of Pubco, the Prior Sponsor will retain an ownership interest of approximately 16.7% of the outstanding capital stock of Pubco, the Current Sponsor will retain an ownership interest of approximately 2.6% of the outstanding capital stock of Pubco and the Btab securityholders will own approximately 79.4% of the outstanding capital stock of Pubco. The foregoing ownership percentages with respect to Pubco following the Business Combination exclude any outstanding warrants and assume that there are no redemptions of any shares by IWAC’s public shareholders in connection with the Business Combination. All shares currently held by IWAC public shareholders will be freely tradable without registration under the Securities Act, and without restriction by persons other than Pubco’s “affiliates” (as defined under Rule 144 under the Securities Act, (“Rule 144”)), including Pubco’s directors, executive officers and other affiliates.

In connection with the Mergers, certain existing Btab securityholders, who are expected to own approximately 41.3% of Pubco’s capital stock following the Business Combination (based on the above assumptions and Btab’s current stockholdings), have agreed with IWAC, subject to certain exceptions, not to dispose of or hedge any of their Pubco common stock or securities convertible into or exchangeable for Pubco common stock during the period from the date of the Closing continuing through the earliest of: (i) the six-month anniversary of the Closing, and (ii) the date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction with an unaffiliated third party that results in all of the Pubco stockholders having the right to exchange their Pubco common stock for cash, securities or other property. See “Proposal 3 - The Business Combination Proposal - Related Agreements - Lock-up Agreement.”

In addition, the Pubco Shares of Common Stock reserved for future issuance under the Pubco Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares representing 20% of the fully diluted, and as converted, outstanding Pubco Common Shares immediately following consummation of the Mergers are expected to be reserved for future issuance under the Pubco Incentive Plan. Pubco is expected to file one or more registration statements on Form S-8 under the Securities Act to register Pubco Shares of Common Stock or securities convertible into or exchangeable for Pubco Shares of Common Stock issued pursuant to the Pubco Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, Pubco may also issue its securities in connection with investments or acquisitions. The amount of Pubco Common Shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Pubco Common Shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to Pubco stockholders.

Pubco may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous for IWAC warrant holders.

Pubco has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Pubco Common Shares equals or exceeds $18.00 per share (subject to adjustment as provided in the warrant agreement) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which Pubco gives proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by Pubco, Pubco may not exercise its redemption right if the issuance of Pubco Common Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. Pubco will use its best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered. Redemption of the outstanding warrants could force you (1) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (2) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (3) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. The value received upon exercise of the IWAC Public Warrants (i) may be less than the value the holders would have received if they had exercised their IWAC Public Warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the Public Warrants. The 5,750,000 retained outstanding IWAC Public Warrants would have had an aggregate value of approximately $117,875 based on the $0.0205 quoted price of the IWAC Public Warrants on the OTC on September 12, 2025.

The closing price of IWAC Ordinary Shares has never exceeded $18.00 per share and we cannot determine the likelihood of whether we will redeem any public warrants in the future.

If securities or industry analysts do not publish research or reports about Pubco’s business, or if they adversely change their recommendations regarding the ordinary shares, the market price for the ordinary shares and trading volume could decline.

The trading market for the Pubco Shares of Common Stock will be influenced by research or reports that industry or securities analysts publish about its business. If one or more analysts who cover Pubco downgrade the Pubco Shares of Common Stock, the market price for the ordinary shares would likely decline. If one or more of these analysts cease to cover Pubco or fail to regularly publish reports on it, it could lose visibility in the financial markets, which in turn could cause the market price or trading volume for the ordinary shares to decline.

The sale or availability for sale of substantial amounts of Pubco Shares of Common Stock could adversely affect their market price.

Sales of substantial amounts of Pubco Shares of Common Stock in the public market after the consummation of the Business Combination, or the perception that these sales could occur, could adversely affect the market price of Pubco Shares of Common Stock and could materially impair its ability to raise capital through equity offerings in the future. A significant portion of the Pubco Shares of Common Stock outstanding after the Business Combination will be freely tradable without restriction or further registration under the Securities Act, and other Pubco Shares of Common Stock held by certain stockholders may also be sold in the public market in the future subject to the restrictions in Rule 144 and Rule 701 under the Securities Act and the applicable lockup agreements. There will be 32,968,761 Pubco Shares of Common Stock outstanding immediately after the Business Combination (assuming no redemption of public shares and no exercise of warrants). We cannot predict what effect, if any, market sales of securities held by Pubco’s significant stockholders or any other stockholder or the availability of these securities for future sale will have on the market price of the Pubco Shares of Common Stock.

Techniques employed by short sellers may drive down the market price of the Pubco Shares of Common Stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

Public companies often are the subject of short selling. Much of the scrutiny and negative publicity often centers on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to shareholder lawsuits and/or SEC enforcement actions.

It is not clear what effect such negative publicity could have on Pubco. If it were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, Pubco could have to expend a significant amount of resources to investigate such allegations and/or defend itself. While Pubco would strongly defend against any such short seller attacks, it may be constrained in the manner in which it can proceed against the relevant short seller by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could distract Pubco management from growing its business. Even if such allegations are ultimately proven to be groundless, allegations against Pubco could severely impact its business operations, and any investment in its ordinary shares could be greatly reduced or even rendered worthless.

Because Pubco does not expect to pay dividends in the foreseeable future, you must rely on a price appreciation of its ordinary shares for a return on your investment.

Pubco currently intends to retain most, if not all, of its available funds and any future earnings to fund the development and growth of its business. As a result, Pubco does not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in the Pubco Shares of Common Stock as a source for any future dividend income.

Pubco’s board of directors has discretion as to whether to distribute dividends, namely that Pubco may only pay dividends either out of profits or its share premium account, and provided always that in no circumstances may a dividend be paid if this would result in it being unable to pay its debts as they fall due in the ordinary course of business. In addition, Pubco’s stockholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by its directors. Even if its board of directors decides to declare and pay dividends, the timing, amount and form of future dividends, if any, will depend on Pubco’s future results of operations and cash flow, its capital requirements and surplus, the amount of distributions, if any, received by it from its subsidiaries, its financial condition, contractual restrictions and other factors deemed relevant by its board of directors. Accordingly, the return on your investment in the Pubco Shares of Common Stock will likely depend entirely upon any future price appreciation of the ordinary shares. There is no guarantee that the ordinary shares will appreciate in value. You may not realize a return on your investment in the ordinary shares and you may even lose your entire investment in the ordinary shares.

Pubco will incur significantly increased costs and devote substantial management time as a result of operating as a public company, particularly after it is no longer an “emerging growth company.”

After consummation of the Business Combination, Pubco will incur significant legal, accounting and other expenses that Btab did not incur as a private company and IWAC did not incur as a blank check company. For example, it will be required to comply with certain of the requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Pubco expects that compliance with these requirements with respect to Btab’s business and operations will increase its legal and financial compliance costs and will make some activities more time consuming and costly. In addition, Pubco expects that its management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, it expects to incur significant expenses and devote substantial management effort towards ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Btab is still in the process of compiling the system and processing documentation needed to comply with such requirements. Pubco may not be able to complete its evaluation, testing and any required remediation in a timely fashion. In that regard, Pubco anticipates that it will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

However, for as long as Pubco remains an “emerging growth company” as defined in the JOBS Act, it intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Pubco expects to continue IWAC’s election to accept this exemption from new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

After Pubco is no longer an “emerging growth company,” it expects to incur additional management time and cost to comply with the more stringent reporting requirements, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Pubco cannot predict or estimate the amount of additional costs it may incur as a result of becoming a public company or the timing of such costs.

Pubco’s corporate actions will be substantially controlled by its chairman of the board, who will have the ability to exert significant influence or control over important corporate matters that require approval of shareholders, which may deprive you of an opportunity to receive a premium for your ordinary shares and materially reduce the value of your investment.

Upon consummation of the Business Combination, Binson Lau, Pubco’s chairman of the board, will beneficially own as much as 36% of the issued and outstanding Pubco Shares of Common Stock and 100% of the issued and outstanding Pubco Class V Shares (on an as-converted basis), depending on the number of shares redeemed by IWAC’s public shareholders in the transaction. Because each Pubco Class V Share carries 1,000 votes per share, Mr. Lau will control more than 50% of the total voting power of Pubco immediately following the closing of the Business Combination. As a result, Mr. Lau will have the ability to determine or significantly influence the outcome of matters submitted to shareholders for approval, including the election and removal of directors, mergers or consolidations, sales of substantially all of Pubco’s assets, and other significant corporate transactions. He may take actions that are not in the best interest of Pubco’s other stockholders.

These actions may be taken even if they are opposed by Pubco’s other stockholders, including the holders of the Pubco Shares of Common Stock. Furthermore, this concentration of ownership may also discourage, delay or prevent a change in control of Pubco, which could have the dual effect of depriving its stockholders of an opportunity to receive a premium for their shares as part of a sale of Pubco and reducing the price of the ordinary shares. As a result of the foregoing, the value of your investment could be materially reduced. For more information regarding Pubco’s principal stockholders and their affiliated entities, see “Beneficial Ownership of Securities.”

The market price of Pubco’s common stock may decline as a result of the Business Combination.

The market price of Pubco’s common stock may decline as a result of the Business Combination for a number of reasons including, without limitation, if:

●	investors react negatively to the prospects of Pubco’s business and the prospects of the Business Combination;
●	the effect of the Business Combination on Pubco’s business and prospects is not consistent with the expectations of financial or industry analysts; or
●	Pubco does not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

Pubco’s stock price may change significantly following the Business Combination due to factors different from those currently affecting the prices of IWAC’s ordinary shares, and you could lose all or part of your investment as a result.

The trading price of Pubco’s common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares of the Pubco common stock at an attractive price due to a number of factors such as those listed in “Risk Factors - Risks Related to Btab, Inc.’s Business and to Pubco’s Business Following the Business Combination -” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;
●	results of operations that vary from those of the Pubco’s competitors;
●	changes in expectations as to the Pubco’s future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
●	declines in the market prices of stocks generally;
●	strategic actions by Pubco or its competitors;
●	announcements by Pubco or its competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in Pubco’s management;
●	changes in general economic or market conditions or trends in Pubco’s industry or markets;
●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to Pubco’s business;
●	future sales of Pubco’s common stock or other securities;
●	investor perceptions of the investment opportunity associated with Pubco’s common stock relative to other investment alternatives;
●	the public’s response to press releases or other public announcements by Pubco or third parties, including Pubco’s filings with the SEC;
●	litigation involving Pubco, Pubco’s industry, or both, or investigations by regulators into the Pubco Board, Pubco’s operations or those of Pubco’s competitors;
●	guidance, if any, that Pubco provides to the public, any changes in this guidance or Pubco’s failure to meet this guidance;
●	the development and sustainability of an active trading market for Pubco’s common stock;
●	actions by institutional or activist stockholders;
●	changes in accounting standards, policies, guidelines, interpretations or principles; and
●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of Pubco’s common stock, regardless of Pubco’s actual operating performance. In addition, price volatility may be greater if the public float and trading volume of Pubco’s common stock is low.

Because there are no current plans to pay cash dividends on Pubco’s common stock for the foreseeable future, you may not receive any return on investment unless you sell your IWAC shares or Pubco common stock at a price greater than what you paid for it.

Pubco intends to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. IWAC has not paid any cash dividends on its ordinary shares to date and does not intend to pay cash dividends prior to the completion of the Business Combination. Whether Pubco is able to pay cash dividends in the future will depend on its revenues and earnings, if any, as well its capital requirements and general financial condition subsequent to the Business Combination. The payment and amount of any cash dividends subsequent to the Business Combination will be entirely within the discretion of the Pubco Board at such time. The Pubco Board may take into account general and economic conditions, Pubco’s financial condition and results of operations, Pubco’s available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by Pubco to its stockholders or by its subsidiaries to it and such other factors as the Pubco Board may deem relevant. Additionally, Pubco’s ability to declare dividends may also be limited by restrictive covenants pursuant to any debt. As a result, you may not receive any return on an investment in Pubco common stock unless you sell your Pubco common stock for a price greater than that which you paid for it.

We cannot assure you that the Pubco Shares of Common Stock will be approved for listing on Nasdaq or that Pubco will be able to comply with the continued listing standards of Nasdaq.

In connection with the closing, Pubco intends to list the Pubco Shares of Common Stock and warrants on Nasdaq under the symbols “BTAB” and “BTABW,” respectively. Pubco’s continued eligibility for listing may depend on the number of IWAC ordinary shares that are redeemed. If, after the Business Combination, Nasdaq delists the Pubco Shares of Common Stock from trading on its exchange for failure to meet the listing standards and Pubco is not able to list such securities on another national securities exchange, Pubco expects such securities could be quoted on an over-the-counter market. If this were to occur, Pubco and its stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for Pubco’s securities;
●	reduced liquidity for Pubco’s securities;
●	a determination that the Pubco Shares of Common Stock is a “penny stock,” which will require brokers trading the Pubco common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Pubco common stock;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

Pubco’s business and operations could be negatively affected if it becomes subject to any securities litigation or shareholder activism, which could cause Pubco to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of Pubco common stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the board of directors’ attention and resources from Pubco’s business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to Pubco’s future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, Pubco may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

Risks Related to Pubco’s Dual Class Structure

The dual class structure of the Pubco Common Stock will have the effect of concentrating voting power with Pubco’s founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Pubco Class V Shares will have 1,000 votes per share, while Pubco Shares of Common Stock will have one vote per share. Upon the consummation of the Business Combination, the Btab Founder, Binson Lau, will hold all shares of Pubco Class V Common Stock granting him approximately 77.6% of the voting power of Pubco following the Business Combination (under the No Redemption Scenario). As a result, if they act together, he will be able to control matters submitted to Pubco’s shareholders for approval, including the election of directors, amendments of its organizational documents and any merger, consolidation, sale of all or substantially all of its assets or other major corporate transactions. As long as the Binson Lau continues to hold greater than 64.4% of the Pubco Class V Common Stock he may be able to control the outcome of matters submitted to stockholders for approval. Binson Lau may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Pubco, could deprive its stockholders of an opportunity to receive a premium for their shares as part of a sale of Pubco, and might ultimately affect the market price of shares of Pubco Shares of Common Stock. The Proposed Charter provides that each share of Class V common stock may be converted, at any time, into one share of Class A common stock at the option of the holder of Class V common stock, which, if issued in the future, could result in dilution to holders of Shares of Common Stock.

Pubco cannot predict the impact Pubco’s dual class structure may have on the stock price of Pubco Common Stock.

Pubco cannot predict whether Pubco’s dual class structure will result in a lower or more volatile market price of the Pubco Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell and S&P Dow Jones announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400 and S&P SmallCap 600, which together make up the S&P Composite 1500. Beginning in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices; however, in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under the announced policies, Pubco’s dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in its shares. These policies are still fairly new and it is as of yet unclear what effect, if any, they will have on the valuations of publicly traded companies excluded from the indices, but it is possible that they may depress these valuations compared to those of other similar companies that are included. Because of Pubco’s dual class structure, Pubco will likely be excluded from certain of these indexes and Pubco cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make Pubco Class A Common Stock less attractive to other investors. As a result, the market price of the Pubco Class A common stock could be adversely affected.

Once the Business Combination is consummated, Pubco will be a “controlled company” within the meaning of the Nasdaq rules and, as a result, qualify for and rely on exemptions from certain corporate governance requirements. As a result, Pubco stockholders will not have the same protections afforded to stockholders of companies that cannot rely on such exemptions and are subject to such requirements.

Pubco’s Chief Executive Officer will beneficially own and control a majority of the combined voting power of Pubco’s common stock. As a result, Pubco will be a “controlled company” within the meaning of the Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements of Nasdaq, including, but not limited to, the requirement that:

●	a majority of the board of directors consist of directors who qualify as “independent” as defined under the Nasdaq listing rules;
●	its board of directors have a nominating and corporate governance committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities
●	its board of directors have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	its board of directors conduct an annual performance evaluation of its compensation committee and the nominating and corporate governance committee.

We intend to rely on some or all of these exemptions so long as we remain a “controlled company.” As a result, Pubco will not have (i) a majority of independent directors, (ii) a nominating and governance committee composed entirely of independent directors, and (iii) a compensation committee composed entirely of independent directors. Accordingly, Pubco stockholders will not have the same protections afforded to stockholders of companies subject to all of the corporate governance requirements of Nasdaq.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have no information systems that support revenue‑generating operations. Our cybersecurity risk management program is commensurate with a shell company of our size and stage and focuses on protecting corporate records and financial reporting systems maintained by third‑party providers. We have not identified cybersecurity threats that have materially affected our business, but future events could have a material effect.

Item 2. Properties

We do not own or lease any real property.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock, and our securities are not listed on any national securities exchange.

Holders

As of December 31, 2025, there were 1 holder of record of our common stock.

Dividends

We have never declared or paid cash dividends and do not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Pubco. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, which have been prepared in accordance with GAAP, and the related notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a shell company with no operations and no revenue. Our activities since inception have been limited to organizational matters, evaluating potential business combination opportunities, and satisfying public company reporting obligations.

Business Combination

On December 13, 2021, IWAC completed its initial public offering (“IPO”). On December 8, 2025, IWAC held an extraordinary general meeting in lieu of an annual general meeting of shareholders, in which IWAC shareholders approved the transactions contemplated by the Business Combination Agreement (collectively, the “Business Combination”). As of the date of this Annual Report, the Business Combination was not consummated.

Results of Operations

For the years ended December 31, 2025 and 2024, we generated no revenues and incurred general and administrative expenses of $35,310 and $32,021, respectively, consisting primarily of professional fees, compliance costs, and organizational expenses. We recorded a net loss of $35,310 and $32,021 for the years ended December 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

Since inception, our operations have been funded through equity contributions and/or advances from sponsors or affiliates and we had cash of $1 as of December 31, 2025 and a working capital deficit of approximately $67,231. The Company incurred a net loss of $35,310 for the year ended December 31, 2025 and had an accumulated deficit of $67,331 as of December 31, 2025. The Company expects to continue incurring costs in pursuit of its planned business combination and as a result of operating as a public-company structure. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management intends to address these conditions through continued financial support from related parties and the completion of the proposed business combination. The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. Our financial statements include an explanatory paragraph regarding going concern.

Trends and Uncertainties

Our ability to consummate the Business Combination will depend on market conditions, and our ability to secure financing. If we do not complete the transaction, we may consider alternative strategic options, including liquidation.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Critical Accounting Policies and Estimates

Given our limited activities, our critical accounting policies primarily include the accounting for income taxes, and related party transactions.

Recently Issued Accounting Pronouncements

None.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria has determined that material weaknesses existed whereby the Company lacks backup personnel in key approval processes related to financial transactions and reporting, as most reviews and approvals are performed by the Senior Finance Manager and the Company does not have a separate CFO, increasing the risk of control failure in the absence of primary approvers. Formal approvals for journal entries are not consistently recorded in the accounting system, and management can independently modify entries during review without secondary authorization. Audit logs are not reviewed in a timely manner, and system limitations allow manual entry and deletion of journal entries. Combined with weak controls, this increases the risk of missing entries and potential misstatements in the financial statements. The Company lacks sufficient U.S. GAAP expertise and a strong internal control framework, increasing the risk of material misstatements. Management’s accounting estimates may be subject to bias or error, leading to potentially inaccurate financial reporting.

Management intends to implement remediation steps to improve our internal controls including to hire an external internal control reviewer to review our internal controls to strengthen and document the internal control policies and procedures of the Company. We also to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of December 31, 2025, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Matthew Malriat	39	Chief Executive Officer, Chief Financial Officer, and Director

Background of Directors and Executive Officers

Executive Officers

Matthew Malriat is our Chief Executive Officer, Chief Financial Officer and Director. Mr. Malriat is an active Certified Public Accountant (CPA) with over 10 years of experience in capital markets, corporate finance transactions, and audit services, including raising capital via IPOs, Special Purpose Acquisition Companies (SPACs), acquisitions and divestitures. He oversaw the SPAC mergers of Volta Inc. and Janus International Group, Inc., thereafter, he advised the post business combination entities on SEC reporting and technical reporting matters and financial statements. He has participated in various capacities on other similar transactions. Mr. Malriat’s transaction experience includes public and private transactions across a variety of end markets and product categories. He completed a secondment in Switzerland where he provided US GAAP and IFRS assurance and advisory services to public companies throughout Europe, Asia and the US. He also formerly served as an audit contractor for Ernst & Young and as an advisory director at KPMG. Mr. Malriat received a Bachelor of Science degree in both Computer Science and Accounting from West Chester University of Pennsylvania in 2009 and 2010, respectively. We intend to draw upon Mr. Malriat’s comprehensive experience on multiple boards, his network of contacts, and his deep understanding of SPAC business initiatives.

Non-Executive Directors

None.

Delinquent Section 16(a) Reports

None.

Item 11. Executive Compensation

Summary Compensation Table

None

Executive Compensation

None

Director Compensation

None

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2025, by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of our Shares of Common Stock.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common and/or preferred share that they beneficially own, subject to applicable community property laws. The table is based upon information supplied by officers, directors and principal shareholders, including information set forth in ownership reports filed with the SEC.

The percentages are based on a total of 1,000 shares of Common Stock issued as of December 31, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Shares of Common Stock beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is 1441 Broadway FL 6, New York, NY 10018.

	Number of	% of
Name of Beneficial Owner	Shares	Class(1)
Directors and Named Executive Officers
Matthew Malriat	0	—
	—	—
	—	—
Greater than 5% Holders
Integrated Wellness Acquisition Corp.	1,000	100%

(1)Percentage is calculated based on the 1,000 Ordinary Shares outstanding as of December 31, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not maintain any such plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

None.

Director Independence

None.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Kreit & Chiu CPA, LLP, for services rendered.

Audit and Audit Related Fees. $67,331

Audit Committee Pre-Approval Policy and Procedures

The Company does not have an Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following documents are included on pages F-1 through F-10 attached hereto and are filed as part of this Annual Report on Form 10-K.

IWAC HOLDING COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 6651)	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and December 31, 2024	F-3
Statements of Operations for the year ended December 31, 2025 and the period from August 8, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from August 8, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from August 8, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Director and Shareholder

IWAC Holding Company Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IWAC Holding Company Inc. (the “Company”) as of December 31, 2025, and 2024, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from August 8, 2024 (inception) through December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from August 8, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has a working capital deficit that raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2024.

Los Angeles, California

May 27, 2026

IWAC Holding Company Inc.

Balance Sheets

(Expressed in US Dollars except for share and per share data, or otherwise noted)

	As of	As of
	December 31, 2025	December 31, 2024
Current Assets
Cash	$1	$1
Subscription receivable - due from related party	$99	$99
Total Currents Assets	$100	$100
Non-Current Assets
Investment in IWAC Company Merger Sub Inc.	$100	$100
Investment in IWAC Purchaser Merger Sub II Inc.	$100	$100
Total Non-Current Assets	$200	$200
Total Assets	$300	$300
Liabilities and Shareholders’ Deficit
Current Liabilities
Due to related party	$67,331	$32,021
Total Liabilities	$67,331	$32,021
Shareholders’ Deficit
Shares of common stock - $0.001 par value per share, 1,000 shares authorized, 1,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	$1	$1
Additional paid-in capital	$299	$299
Accumulated deficit	$(67,331)	$(32,021)
Total Shareholders’ Deficit	$(67,031)	$(31,721)
Total Liabilities and Shareholders’ Deficit	$300	$300

IWAC Holding Company Inc.

Statements of Operations

(Expressed in US Dollars except for share and per share data, or otherwise noted)

		For the period from
		August 8, 2024
	For the year ended	(Inception) through
	December 31, 2025	December 31, 2024
Operating Expenses
General and administrative expense	$35,310	$32,021
Total operating expenses	$35,310	$32,021
Net Loss	$(35,310)	$(32,021)
Weighted average number of share outstanding, basic and diluted	1,000	1,000
Basic and diluted net loss per common stock	(35.31)	(32.02)

IWAC Holding Company Inc.

Statements of Changes in Shareholders’ Deficit

(Expressed in US Dollars except for share and per share data, or otherwise noted)

	Common Stock
			Additional		Total
		Amount at	Paid In	Accumulated	shareholder’s
	Shares	$0.001 Par	Capital	Deficit	deficit
Balance as of August 8, 2024 (inception)	—	$—	$—	$—	$—
Issuance or common stock	1,000	1	99	—	100
Equity contributions in-kind	—	—	200	—	200
Net loss	—	—	—	(32,021)	(32,021)
Balance as of December 31, 2024	1,000	$1	$299	$(32,021)	$(31,721)

	Common Stock
			Additional		Total
		Amount at $0.001	Paid In	Accumulated	shareholder’s
	Shares	Par	Capital	Deficit	deficit
Balance as of January 1, 2025	1,000	$1	$299	$(32,021)	$(31,721)
Net loss	—	—	—	(35,310)	(35,310)
Balance as of December 31, 2025	1,000	$1	$299	$(67,331)	$(67,031)

IWAC Holding Company Inc.

Statements of Cash Flows

(Expressed in US Dollars except for share and per share data, or otherwise noted)

		For the period from
		August 8, 2024
	For the year ended	(Inception) through
	December 31,	December 31,
	2025	2024
Cash flows from operating activities
Net Loss	$(35,310)	$(32,021)
Increase (decrease) in liabilities:
Due to related party	35,310	32,021
Net cash used in operating activities	$—	$—
Net cash provided by investing activities	$—	$—
Cash flows from financing activities
Equity contributions	—	1
Net cash provided by financing activities	$—	$1
Net change in cash	—	1
Cash, beginning of period	1	—
Cash, end of period	$1	$1
Supplemental disclosure of non-cash investing and financing activities:
Non cash investment in subsidiaries	$—	$200
Non-cash Subscription receivable - due from related party	$—	$99

IWAC HOLDING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

(In U.S. dollars, except for share and per share data, or otherwise noted)

1.Description of Organization and Business Operations

IWAC Holding Company Inc. (the “Company”) was incorporated under the laws of the Delaware on August 8, 2024, and is a wholly owned subsidiary of Integrated Wellness Acquisition Corp., a Cayman Islands exempted company (“IWAC, “WEL”). The Company and its wholly owned subsidiaries, IWAC Company Merger Sub, Inc, a Georgia corporation (“Company Merger Sub”), and IWAC Purchaser Merger Sub II, Inc., a Delaware corporation (“Purchaser Merger Sub”), were formed for the purpose of effecting mergers with each of IWAC and Btab Ecommerce Group, Inc. (“Btab”), through a series of transactions (the “Business Combination”), pursuant to that certain Amended and Restated Business Combination Agreement, dated August 26, 2024, by and among the Company, Btab, Company Merger Sub, Purchaser Merger Sub and the other party thereto. Upon Consummation of the Business Combination, WEL and Btab will each be the surviving entity in its respective merger and each will become a wholly owned subsidiary of the Company, with the Company becoming a publicly listed company whose shares shall be traded on Nasdaq.

Integrated Wellness Acquisition Corp. (“IWAC”, “WEL”) is a blank check company incorporated as a Cayman Islands exempted company on July 7, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. IWAC formed IWAC Holding Company Inc. (the “Company”) as its wholly owned subsidiary (100%), and the Company formed each of Purchaser Merger Sub and Company Merger Sub as its wholly owned subsidiaries (100%). IWAC directly owns 100% of the equity interests of the Company, and in turn, the company owns 100% of the equity interests of each of Purchaser Merger Sub and Company Merger Sub. Upon Consummation of the Business Combination, WEL and Btab will each be the surviving entity in its respective merger and each will become a wholly owned subsidiary of the Company, with the Company becoming a publicly listed company whose shares shall be traded on Nasdaq.

2.Going concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities during the normal course of operations. The Company incurred net loss of $35,310 for the year ended December 31, 2025 and net loss of $32,021 for the period from August 8, 2024 (inception) through December 31, 2024, with a working capital deficit of $67,231 and $31,921, respectively. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future. Accordingly, the Company may not be able to obtain additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to address this uncertainty through a Business Combination as discussed in Note 1. The Company’s financial statements do not give effect to any adjustments relating to the carrying values and classification of assets and liabilities that would be necessary should the Company be unable to continue as a going concern.

3.Summary of significant accounting policies

(a)Basis of presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to reflect the financial position, results of operations and cash flows of the Company. Significant accounting policies followed by the Company in the preparation of the accompanying financial statements are summarized below.

(b)Use of estimates

The preparation of the financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related disclosures of contingent assets and liabilities at the balance sheet date, and the reported revenues and expenses during the reported periods in the financial statements and accompanying notes. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the financial statements.

(c)Fair value measurement

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

(d)Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are early adopted by the Company or adopted as of the specified effective date. There were no recent accounting pronouncements that impacted the Company or are expected to have a significant effect on its consolidated financial statements.

(e)Cash flow reporting

We follow ASC 230, Statements of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. The cash flow statement prepared using the indirect method under ASC 230 starts with net income and adjusts for non-cash items, changes in working capital, and other non-operating cash flows to reconcile net income to net cash provided by operating activities, alongside separate reporting of investing and financing cash flows.

(f)Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company’s policy is to classify interest and penalties related to income taxes as income tax expense in the consolidated statements of operations.

ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s consolidated financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10 and currently, the Company does not have a liability for unrecognized income tax benefits or any uncertain income tax positions.

(g)Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements’ information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one operating segment.

The CODM assesses performance for the single operating segment and decides how to allocate resources based on net income or loss that is reported on the statements of operations. The CODM uses net income or loss to manage the business and ensure sufficient capital is available to complete a business combination within the required period. The CODM also reviews significant expenses, consistent with those reported in the statements of operations, to ensure alignment with contractual agreements and budget expectations. Segment assets are reported as total assets on the balance sheets. All components included in net income or loss are described within their respective disclosures in the financial statements.

As of December 31, 2025 and 2024, the Company does not have a reportable segment.

4.Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares calculated using the treasury stock method. Such potentially dilutive shares are excluded when the effect would be to reduce a net loss per share. For purposes of basic and diluted per share computations, loss from continuing operations and net loss are reduced by the down round adjustments for convertible preferred stock and warrants.

There are no potential dilutive shares as of December 31, 2025 and 2024.

The following table sets forth the computation of basic and diluted net income per share:

		For the period
		from August 8,
		2024 (inception)
	Years Ended	through
	December 31,	December 31,
	2025	2024
Net loss attributable to the common stockholders	$35,310	$32,021
Basic weighted average outstanding shares of common stock	1,000	1,000
Loss per Share:
Basic and diluted	$(35.31)	$(32.02)

5.Income Taxes

At December 31, 2025, net operating loss carry forwards for Federal and state income tax purposes totaling approximately $67,331 available to reduce future income which under the Tax Cuts and Jobs Act of 2018, allows for an indefinite carryforward period, with carryforwards limited to 80% of each subsequent year’s net income. There is no income tax affect due to the recognition of a full valuation allowance on the expected tax benefits of future loss carry forwards based on uncertainty surrounding realization of such assets.

A reconciliation of the statutory income tax rates and the effective tax rate is as follows:

		For the period
		from August 8,
		2024 (inception)
	Years Ended	through
	December 31,	December 31,
	2025	2024
Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Permanent differences	—	—
Valuation allowance	(28.0)%	(28.0)%
Provision for income taxes	0.0%	0.0%

6.Formation costs and other costs

For the period from August 8, 2024 (inception) through December 31, 2024, the Company’s sole shareholder, IWAC, incurred formation costs and other cost like audit fees on behalf of the Company. Similarly, audit fees were incurred for the year ended December 31, 2025. Payment for these costs have not been made as of the date hereof but have been accrued under due to related party.

7.Common stock

The number of authorized shares of common stock of the Company is 1,000 shares, each with a par value of $0.001. As of December 31, 2025 and 2024, the Company had 1,000 shares of common stock issued and outstanding.

8.Related party

In August 2024, IWAC and the Company, entered into subscription agreements involving the acquisition of shares in affiliated entities. Specifically, IWAC subscribed to 1,000 shares of the Company, while the Company subsequently subscribed to 1,000 shares each of Company Merger Sub and Purchaser Merger Sub. Each transaction involved a subscription price of $100 and was conducted in accordance with relevant corporate laws, including the Delaware General Corporation Law and the Georgia Business Corporation Act. Given the shared ownership and management among these entities, these transactions are classified as related party transactions, and each was approved per the bylaws of the corporations involved. This transaction resulted in a related party receivable of $99. The total due to related party as of December 31, 2025 and December 31, 2024 is $67,331 and $32,021, respectively, which includes formation cost and other cost like audit fees.

9.Investments

The Company owns 1,000 shares of common stock, par value $.001 per share, of each of its wholly owned subsidiaries Company Merger Sub and Purchaser Merger Sub, representing all of the issued and outstanding shares of both companies. The Company acquired the shares for a subscription price of $100 each, which can be paid for or contributed in any manner permitted in the respective bylaws.

10.Commitments and contingencies

From time to time, various lawsuits and legal proceedings may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

11.Subsequent events

The Company has evaluated subsequent events through May 27, 2026, the date of issuance of the financial statements, and has not identified any other subsequent events with material financial impact on the Company’s financial statements.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1†

Amended and Restated Business Combination Agreement, dated August 26, 2024, by and among Integrated Wellness Acquisition Corp., IWAC Holding Company Inc., IWAC Purchaser Merger Sub II Inc., IWAC Company Merger Sub Inc., Btab Ecommerce Group, Inc., and, solely for the limited purpose set forth therein, Binson Lau (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed July 29, 2025, as amended September 19, 2025

3.1

Form of Amended and Restated Certificate of Incorporation of IWAC Holding Company Inc. (Pubco Proposed Charter) (incorporated by reference to Annex B to the Registration Statement on Form S‑4 filed July 29, 2025, as amended September 19, 2025

3.2	Form of Bylaws of IWAC Holding Company Inc. (Pubco Proposed Bylaws) (incorporated by reference to Annex C to the Registration Statement on Form S-4 filed July 29, 2025, as amended September 19, 2025
21.1*	List of Subsidiaries of IWAC Holding Company Inc.
31.1*

Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

†Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2026	IWAC HOLDING COMPANY INC.

	By:	/s/ Matthew Malriat
Matthew Malriat
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Matthew Malriat
Matthew Malriat	Chief Executive Officer, Chief Financial Officer, and Director	May 27, 2026
(Principal Executive Officer and Principal Financial and Accounting Officer)