Form 10-Q
period 2026-03-31
IWAC Holding Co Inc.
filed 2026-09-11
CIK 2033522

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-289035

IWAC HOLDING COMPANY INC.

(Exact name of registrant as specified in its charter)

Delaware	33-2068817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

48 Wall Street, Level 11, New York, NY	10005
(Address of principal executive offices)	(Zip Code)

+1 (917) 397-7625

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the date of this Report, there were 1,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IWAC HOLDING COMPANY INC.

CONDENSED BALANCE SHEETS

(Expressed in US Dollars except for share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1	$1
Subscription receivable - due from related party	99	99
Total Current Assets	100	100
Non-current Assets
Investment in IWAC Company Merger Sub Inc.	100	100
Investment in IWAC Purchaser Merger Sub II Inc.	100	100
Total Non-Current Assets	200	200
TOTAL ASSETS	$300	$300
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Due to related party	$72,531	$67,331
Total Liabilities	$72,531	67,331
Shareholders’ Deficit:
Common stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025 respectively	1	1
Additional paid-in capital	299	299
Accumulated deficit	(72,531)	(67,331)
Total Shareholders’ Deficit	(72,231)	(67,031)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$300	$300

The accompanying notes are an integral part of these unaudited condensed financial statements.

IWAC HOLDING COMPANY INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(Expressed in US Dollars except for share and per share data)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
General and administrative expense	$5,200	$—
Total operating expenses	5,200	—
Loss from operations	(5,200)	—

Provision for income taxes	—	—
Net Loss	$(5,200)	$—

Weighted average shares outstanding, basic and diluted	1,000	1,000
Basic and diluted net loss per common share	$(5.20)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IWAC HOLDING COMPANY INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(Unaudited)

(Expressed in US Dollars except for share and per share data)

For the Three Months Ended March 31, 2025

			Additional		Total
		Common	Paid-in	Accumulated	Shareholders’
	Shares	Stock	Capital	Deficit	Deficit
Balance as of December 31, 2024	1,000	$1	$299	$(32,021)	$(31,721)
Net loss	—	—	—	—	—
Balance as of March 31, 2025	1,000	$1	$299	$(32,021)	$(31,721)

For the Three Months Ended March 31, 2026

			Additional		Total
		Common	Paid-in	Accumulated	Shareholders’
	Shares	Stock	Capital	Deficit	Deficit
Balance as of December 31, 2025	1,000	$1	$299	$(67,331)	$(67,031)
Net loss	—	—	—	(5,200)	(5,200)
Balance as of March 31, 2026	1,000	$1	$299	(72,531)	(72,231)

The accompanying notes are an integral part of these unaudited condensed financial statements.

IWAC HOLDING COMPANY INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in US Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(5,200)	—
Changes in operating assets and liabilities:
Due to related party	5,200	—
Net cash used in operating activities	—	—
Cash Flows from Investing Activities:
Net cash used in investing activities	—	—
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net change in cash	—	—
Cash, beginning of the period	1	1
Cash, end of the period	$1	$1
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

IWAC HOLDING COMPANY INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(In U.S. dollars, except for share and per share data)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

IWAC Holding Company Inc. (the “Company”) was incorporated under the laws of the State of Delaware on August 8, 2024, and is a wholly owned subsidiary of Integrated Wellness Acquisition Corp., a Cayman Islands exempted company (“IWAC”). The Company and its wholly owned subsidiaries, IWAC Company Merger Sub, Inc., a Georgia corporation (“Company Merger Sub”), and IWAC Purchaser Merger Sub II, Inc., a Delaware corporation (“Purchaser Merger Sub”), were formed for the purpose of effecting mergers with each of IWAC and Btab Ecommerce Group, Inc. (“Btab”), through a series of transactions (the “Business Combination”), pursuant to that certain Amended and Restated Business Combination Agreement, dated August 26, 2024, by and among the Company, Btab, Company Merger Sub, Purchaser Merger Sub and the other parties thereto.

Upon consummation of the Business Combination, IWAC and Btab will each be the surviving entity in its respective merger and each will become a wholly owned subsidiary of the Company, with the Company becoming a publicly listed company whose shares are expected to be traded on Nasdaq.

As of March 31, 2026, the Company had not commenced any operations and had no revenues. All activity from August 8, 2024 (inception) through March 31, 2026 relates to the Company’s formation and activities undertaken in connection with the proposed Business Combination. The Company has selected December 31 as its fiscal year end.

Business Combination Status

On December 8, 2025, IWAC held an extraordinary general meeting of shareholders at which IWAC shareholders approved the transactions contemplated by the Business Combination Agreement. On March 12, 2026, IWAC’s shareholders approved amendments to IWAC’s Amended and Restated Memorandum and Articles of Association extending the date by which IWAC must consummate an initial business combination from March 16, 2026 to September 16, 2026, or such earlier date as determined by IWAC’s Board of Directors. As of the date these financial statements were issued, the Business Combination had not been consummated.

NOTE 2 — GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of operations. As of March 31, 2026, the Company had cash of $1 and a working capital deficit of $72,431. The Company incurred a net loss of $5,200 for the three months ended March 31, 2026 and had an accumulated deficit of $72,531 as of March 31, 2026.

The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to reduce or eliminate its net losses for the foreseeable future. The Company expects to continue to incur costs in pursuit of the proposed Business Combination and as a result of operating as a public-company structure. Accordingly, the Company may not be able to obtain additional financing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management plans to address this uncertainty through continued financial support from IWAC and related parties and the consummation of the Business Combination as discussed in Note 1. There is no assurance that management’s plans will be successful. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the periods presented.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2026.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Fair Value Measurement

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance for deferred income tax assets is recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company recorded a full valuation allowance against its deferred tax assets. The Company does not have a liability for unrecognized income tax benefits or any uncertain income tax positions.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted-average common shares outstanding during the period plus dilutive potential common shares. There were no potentially dilutive shares outstanding as of March 31, 2026 and 2025.

Segment Information

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who also serves as the Chief Financial Officer, and who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company operates as a single operating segment. The CODM assesses performance and allocates resources based on net loss as reported on the condensed statements of operations. Segment assets are reported as total assets on the condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Company does not have a reportable segment.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss attributable to common stockholders	$(5,200)	$—
Basic and diluted weighted average shares outstanding	1,000	1,000
Basic and diluted net loss per share	$(5.20)	$—

NOTE 5 — COMMON STOCK

The Company is authorized to issue 1,000 shares of common stock, each with a par value of $0.001 per share. As of March 31, 2026 and December 31, 2025, the Company had 1,000 shares of common stock issued and outstanding, all of which are held by IWAC.

Investments in Subsidiaries

In connection with their formation, the Company subscribed for and was issued shares of common stock of IWAC Purchaser Merger Sub II Inc., a Delaware corporation incorporated on August 9, 2024, and shares of common stock of IWAC Company Merger Sub, Inc., a Georgia corporation incorporated on August 12, 2024, in each case for aggregate subscription consideration of $100. The subscription consideration for each subsidiary was funded by IWAC on the Company’s behalf and has been recorded within additional paid-in capital. As of March 31, 2026 and December 31, 2025, the Company owned 100% of the issued and outstanding shares of each of Purchaser Merger Sub and Company Merger Sub, and the subscriptions were fully paid. The investments are carried at cost of $100 each, or $200 in the aggregate, and are presented as investment in IWAC Company Merger Sub Inc. and investment in IWAC Purchaser Merger Sub II Inc. within non-current assets on the condensed balance sheets. Each of Purchaser Merger Sub and Company Merger Sub was formed solely for the purpose of effecting the Business Combination described in Note 1 and has not commenced operations.

NOTE 6 — RELATED PARTY TRANSACTIONS

Due to Related Party

IWAC, the Company’s sole shareholder, has paid formation costs, audit fees, and other administrative costs on behalf of the Company. As of March 31, 2026 and December 31, 2025, amounts due to IWAC totaled $72,531 and $67,331, respectively, and are recorded as due to related party on the condensed balance sheets. These amounts are non-interest bearing and payable on demand.

Subscription Receivable — Due from Related Party

As of March 31, 2026 and December 31, 2025, the Company had a subscription receivable of $99 due from IWAC in respect of the initial issuance of the Company’s common stock.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any material legal proceedings. From time to time, the Company may become involved in legal proceedings relating to claims arising in the ordinary course of business.

NOTE 8 — INCOME TAXES

The Company determines its provision for income taxes for interim periods using an estimated annual effective tax rate in accordance with ASC 740-270, adjusted for discrete items recognized in the period. For the three months ended March 31, 2026 and 2025, the Company recorded no provision for income taxes.

At March 31, 2026, the Company had net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $72,531 (December 31, 2025 — $67,331) available to reduce future taxable income.

Under the Tax Cuts and Jobs Act of 2017, such carryforwards have an indefinite carryforward period, with utilization limited to 80% of taxable income in each subsequent year. The Company has recorded a full valuation allowance against the related deferred tax assets, as management does not consider it more likely than not that the deferred tax assets will be realized. The change in the valuation allowance was $1,456 for the three months ended March 31, 2026 against $0 for three months ended March 31, 2025.

A reconciliation of the statutory income tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Statutory U.S. federal rate	21.0%	21.0%
State income tax, net of federal benefit	7.0%	7.0%
Valuation allowance	(28.0)%	(28.0)%
Provision for income taxes	0.0%	0.0%

The Company has no unrecognized tax benefits and no accrued interest or penalties relating to uncertain tax positions as of March 31, 2026 and December 31, 2025. All tax years since inception remain open to examination by the relevant taxing authorities.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after March 31, 2026 through the date these unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements, other than as disclosed elsewhere in this Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us,” “Pubco” or the “Company” refer to IWAC Holding Company Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our future financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of these terms or other similar expressions, are intended to identify forward-looking statements. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including those described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a shell company with no operations and no revenue. We were incorporated in Delaware on August 8, 2024 as a wholly owned subsidiary of Integrated Wellness Acquisition Corp. (“IWAC”) for the purpose of effecting the proposed Business Combination with Btab Ecommerce Group, Inc. (“Btab”). Our activities since inception have been limited to organizational matters, activities in connection with the proposed Business Combination, and satisfying our reporting obligations under Section 15(d) of the Exchange Act.

Recent Developments

On March 12, 2026, IWAC’s shareholders approved amendments to IWAC’s Amended and Restated Memorandum and Articles of Association extending the date by which IWAC must consummate an initial business combination from March 16, 2026 to September 16, 2026, or such earlier date as determined by IWAC’s Board of Directors. As a result of the approved extension, additional time is available to complete the proposed Business Combination with Btab. As of the date of this Quarterly Report, the Business Combination has not been consummated.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. We do not expect to generate any operating revenues until after the completion of the Business Combination, if consummated.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

For the three months ended March 31, 2026, we had a net loss of $5,200, compared to $0 net loss for the three months ended March 31, 2025. The net loss in the current period consisted of general and administrative expenses, primarily professional fees, audit fees, and compliance costs incurred on our behalf by IWAC.

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, we had cash of $1 and a working capital deficit of $72,431, compared to cash of $1 and a working capital deficit of $67,231 as of December 31, 2025. We have funded our operations since inception through the payment of costs on our behalf by IWAC, which amounts are recorded as due to related party on our condensed balance sheets.

We have no committed sources of liquidity. We expect to continue to incur costs in connection with the proposed Business Combination and our public company reporting obligations. Our ability to continue as a going concern is dependent upon the continued financial support of IWAC and related parties and the consummation of the Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date these financial statements are issued. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Critical Accounting Policies and Estimates

Given our limited activities, our critical accounting policies primarily relate to the accounting for income taxes and related party transactions. There have been no material changes to our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements

See Note 3 to the unaudited condensed financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, who also serves as our Chief Financial Officer (the “Certifying Officer”), as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, due to the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025, which continue to exist as of March 31, 2026.

The material weaknesses previously identified relate to: (i) the lack of backup personnel in key approval processes related to financial transactions and reporting, as most reviews and approvals are performed by the Senior Finance Manager and the Company does not have a separate Chief Financial Officer; (ii) formal approvals for journal entries not being consistently recorded in the accounting system, and management’s ability to independently modify entries during review without secondary authorization; (iii) audit logs not being reviewed in a timely manner and system limitations allowing manual entry and deletion of journal entries; and (iv) insufficient U.S. GAAP expertise and a lack of a strong internal control framework.

Remediation Plan

Management intends to implement remediation steps to improve our internal controls, including engaging an external internal control reviewer to review, strengthen and document the internal control policies and procedures of the Company; enhancing the size and composition of our board upon the closing of the Business Combination; identifying third-party professionals with whom to consult regarding complex accounting applications; considering additional staff with the requisite experience and training to supplement existing accounting resources; and implementing additional layers of review in the financial close process, including procedures designed to ensure the timely preparation and filing of periodic reports.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising in the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on May 28, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IWAC HOLDING COMPANY INC.
Date: September 11, 2026
	By:	/s/ Matthew Malriat
	Name:	Matthew Malriat
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)